Form 10-Q
period 2023-08-31
CalAmp Corp.
filed 2023-10-10
CIK 730255

co

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of September 29, 2023 was 37,903,632.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	August 31,	February 28,
Assets	2023	2023
Current assets:
Cash and cash equivalents	$38,562	$41,928
Accounts receivable, net	71,385	82,946
Inventories	29,822	23,902
Prepaid expenses and other current assets	26,617	26,019
Total current assets	166,386	174,795
Property and equipment, net	28,791	32,832
Operating lease right-of-use assets	11,130	12,293
Deferred income tax assets	3,395	3,275
Goodwill	95,275	94,214
Other intangible assets, net	24,887	26,633
Other assets	34,054	36,078
Total assets	$363,918	$380,120
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$705
Accounts payable	46,206	52,716
Accrued payroll and employee benefits	8,597	11,766
Deferred revenue	24,764	25,448
Other current liabilities	16,200	15,865
Total current liabilities	95,767	106,500
Long-term debt, net of current portion	227,959	227,416
Operating lease liabilities	10,385	12,314
Other non-current liabilities	19,243	19,583
Total liabilities	353,354	365,813
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 37,741 and 37,388 shares issued and outstanding at August 31, 2023 and February 28, 2023, respectively	377	374
Additional paid-in capital	188,200	184,672
Accumulated deficit	(177,073)	(168,816)
Accumulated other comprehensive loss	(940)	(1,923)
Total stockholders' equity	10,564	14,307
Total liabilities and stockholders' equity	$363,918	$380,120

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Revenues:
Products	$37,326	$45,694	$83,624	$85,089
Application subscriptions and other services	24,388	27,134	48,981	52,465
Total revenues	61,714	72,828	132,605	137,554
Cost of revenues:
Products	26,195	30,298	56,810	56,033
Application subscriptions and other services	13,175	13,518	26,390	26,862
Total cost of revenues	39,370	43,816	83,200	82,895
Gross profit	22,344	29,012	49,405	54,659
Operating expenses:
Research and development	4,800	6,757	10,642	13,757
Selling and marketing	9,618	12,734	20,641	24,212
General and administrative	10,014	13,530	21,368	28,692
Intangible asset amortization	1,128	1,330	2,350	2,672
Total operating expenses	25,560	34,351	55,001	69,333
Operating loss	(3,216)	(5,339)	(5,596)	(14,674)
Non-operating income (expense):
Investment income (loss)	277	(58)	484	(172)
Interest expense	(1,574)	(1,464)	(3,252)	(2,997)
Other income (expense), net	723	(507)	594	(1,449)
Total non-operating expenses	(574)	(2,029)	(2,174)	(4,618)
Loss from operations before income taxes	(3,790)	(7,368)	(7,770)	(19,292)
Income tax provision	(435)	(126)	(487)	(375)
Net loss	$(4,225)	$(7,494)	$(8,257)	$(19,667)
Loss per share:
Basic	$(0.11)	$(0.21)	$(0.22)	$(0.55)
Diluted	$(0.11)	$(0.21)	$(0.22)	$(0.55)
Shares used in computing loss per share:
Basic	36,988	36,006	36,810	35,864
Diluted	36,988	36,006	36,810	35,864
Comprehensive loss:
Net loss	$(4,225)	$(7,494)	$(8,257)	$(19,667)
Other comprehensive income (loss):
Foreign currency translation adjustments	735	(1,830)	983	(1,641)
Total comprehensive loss	$(3,490)	$(9,324)	$(7,274)	$(21,308)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,257)	$(19,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	8,795	8,215
Intangible asset amortization	2,350	2,672
Stock-based compensation	3,902	6,156
Amortization of debt issuance costs and discount	554	594
Noncash operating lease cost	1,673	1,756
Revenue assigned to factors	(716)	(1,524)
Deferred tax assets, net	1	129
Other	30	(67)
Changes in operating assets and liabilities:
Accounts receivable	12,020	(14,242)
Inventories	(5,522)	(4,681)
Prepaid expenses and other assets	2,205	(4,438)
Accounts payable	(7,463)	8,258
Accrued liabilities	(2,154)	(2,842)
Deferred revenue	(1,117)	(3,093)
Operating lease liabilities	(2,138)	(2,901)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,163	(25,675)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,824)	(4,891)
NET CASH USED IN INVESTING ACTIVITIES	(3,824)	(4,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(502)	(1,568)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	131	502
NET CASH USED IN FINANCING ACTIVITIES	(371)	(1,066)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,334)	132
Net change in cash and cash equivalents	(3,366)	(31,500)
Cash and cash equivalents at beginning of period	41,928	79,221
Cash and cash equivalents at end of period	$38,562	$47,721

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Total stockholders' equity, beginning balances	$12,444	$28,589	$14,307	$75,402

Common stock and additional paid-in capital:
Beginning balances	186,967	178,279	185,046	242,747
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	-	(67,003)
Stock-based compensation expense	1,724	3,196	3,902	6,156
Shares issued on net share settlement of equity awards	(245)	(1,143)	(502)	(1,568)
Exercise of stock options and contributions to employee stock purchase plan	131	502	131	502
Ending balances	188,577	180,834	188,577	180,834

Accumulated deficit:
Beginning balances	(172,848)	(148,499)	(168,816)	(165,965)
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	—	29,639
Net loss	(4,225)	(7,494)	(8,257)	(19,667)
Ending balances	(177,073)	(155,993)	(177,073)	(155,993)

Accumulated other comprehensive income (loss):
Beginning balances	(1,675)	(1,191)	(1,923)	(1,380)
Foreign currency translation adjustments	735	(1,830)	983	(1,641)
Ending balances	(940)	(3,021)	(940)	(3,021)

Total stockholders' equity, ending balances	$10,564	$21,820	$10,564	$21,820

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED AUGUST 31, 2023 AND 2022

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

Basis of Presentation

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at August 31, 2023 and our results of operations for the three and six months ended August 31, 2023 and 2022. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 29, 2024.

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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have considered all known and reasonably available information that existed throughout the three and six months ended August 31, 2023 in making accounting judgments, estimates and disclosures.

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

The timing of revenue recognition may differ from the timing of our invoicing to customers. Contract assets are comprised of unbilled amounts for which we have transferred products or provided services to our customers and are classified as accounts receivable. Contract liabilities (deferred revenues) are comprised of billings or payments received from our customers in advance of performance under the contract. During the three and six months ended August 31, 2023, we recognized $6.6 million and $16.1 million, respectively, in revenue from the deferred revenue balance of $36.6 million as of February 28, 2023.

Incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Sales commissions included in prepaid expenses and other current assets and other assets were $1.9 million and $3.0 million, respectively, as of August 31, 2023.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 12, Segment Information and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Revenue by type of goods and services:
Telematics devices and accessories	$37,358	$45,694	$83,649	$85,089
Rental income and other services	$5,656	6,656	$11,090	10,926
Recurring application subscriptions (1)	$18,700	20,478	$37,866	41,539
Total	$61,714	$72,828	$132,605	$137,554

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$41,209	$50,685	$89,760	$92,174
Revenue recognized over time	$20,505	22,143	42,845	45,380
Total	$61,714	$72,828	$132,605	$137,554

(1) Recurring application subscriptions includes $0.0 million and $0.6 million during the three months ended August 31, 2023 and 2022, respectively, and $0.0 million and $1.4 million during the six months ended August 31, 2023 and 2022, respectively, attributable to the auto vehicle finance business which has been completely wound down.

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

Remaining performance obligations for Software & Subscription Services represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of August 31, 2023 and February 28, 2023, we have estimated remaining performance obligations for contractually committed revenues of

$194.2 million and $234.5 million respectively. As of August 31, 2023, we expect to recognize approximately 30% of the revenue under these remaining performance obligations in the remainder of fiscal 2024 and 35% in fiscal 2025. As of February 28, 2023, we expected to recognize approximately 49% of the then remaining performance obligations in fiscal 2024 and 27% in fiscal 2025. We exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

The allowance for doubtful accounts totaled $2.4 million and $1.8 million as of August 31, 2023 and February 28, 2023, respectively.

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

As of August 31, 2023 we identified goodwill and intangible asset impairment indicators relating to the decline in stock price and the performance of the business. We do not believe that it is more likely than not that an impairment has occurred as of August 31, 2023. If our revenue and gross margin performance deteriorate further or do not recover, it is possible that there could be impairment of goodwill and intangible assets in future periods associated with the Tracking & Monitoring Reporting Unit within the Software and Subscription Services segment and the Telematics Reporting Unit within the Telematics segment.

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the issuance of the accompanying consolidated financial statements. The Company is currently listed on the NASDAQ Global Select Market, LLC (“Nasdaq”), a national securities exchange. The Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. The Company’s failure to meet such applicable listing criteria could prevent the Company from listing its common stock on the Nasdaq. The Company has received a delisting notice from Nasdaq as the Company’s shares are currently trading below the minimum $1 stock price listing requirement. If the Company’s common stock ceases to be listed on any of The NASDAQ Global Market or The NASDAQ Global Select Market (or any of their respective successors), then a “fundamental change” under the 2025 Convertible Notes would occur. If such a fundamental change under the 2025 Convertible Notes were to occur, holders of the Company’s 2025 Convertible Notes may require the Company to repurchase their 2025 Convertible Notes following the fundamental change at a cash repurchase price generally equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest. At August 31, 2023 the principal amount of the 2025 Convertible notes plus accrued and unpaid interests is in excess of the Company’s available cash resources. Management concluded that the uncertainties associated with the Company’s ability to cure noncompliance with the Nasdaq listing requirements coupled with the redemption rights of the 2025 Convertible Note Holders under a fundamental change scenario represent conditions raising substantial doubt regarding the Company’s ability to continue as a going concern before consideration of management’s plans. The Company plans to effect a reverse-stock spilt in the event that the Company’s stock price does not improve to meet its ongoing Nasdaq listing requirements which will prevent the occurrence of a fundamental change under the 2025 Convertible Notes. Management believes that it is probable that shareholder approval will be obtained for the reverse-stock split and that the reverse-stock split will restore compliance with the Nasdaq listing requirements, and a fundamental change under the 2025 Convertible Notes will thus not be triggered .

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was $0.5 million and $0.7 million for the three and six months ended August 31, 2023, respectively. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was ($0.3) million and ($0.6) million for the three and six months ended August 31, 2022, respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses and gains and losses that under GAAP are recorded as an element of stockholders’ equity and excluded from net loss. Our OCI consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of August 31, 2023
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$38,536	$—	$38,536	$38,536	$—
Level 1:
Money market funds	26	—	26	26	—
Mutual funds (1)	412	13	425	—	425
Total	$38,974	$13	$38,987	$38,562	$425

	As of February 28, 2023
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$41,903	$—	$41,903	$41,903	$—
Level 1:
Money market funds	25	—	25	25	—
Mutual funds (1)	341	(3)	338	—	338
Total	$42,269	$(3)	$42,266	$41,928	$338

(1)
Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. As of August 31, 2023, the cash surrender value of COLI was $6.0 million.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	August 31,	February 28,
	2023	2023
Raw materials	$8,945	$11,920
Finished goods	20,877	11,982
	$29,822	$23,902

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	February 28, 2023	Additions & Adjustments, net (1)	August 31, 2023	February 28, 2023	Expense	August 31, 2023	February 28, 2023	August 31, 2023
Developed technology	4-6 years	$26,895	$97	$26,992	$26,735	$257	$26,992	$160	$-
Tradenames	10 years	30,046	65	30,111	22,704	959	23,663	7,342	6,448
Customer relationships	10-15 years	35,613	442	36,055	16,813	1,134	17,947	18,800	18,108
Patents	5 years	589	—	589	258		258	331	331
		$93,143	$604	$93,747	$66,510	$2,350	$68,860	$26,633	$24,887

(1)
Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)
This table excludes the gross value of fully amortized intangible assets totaling $42.8 million and $38.9 million at August 31, 2023 and February 28, 2023, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Amortization expense of intangible assets was $1.1 million and $2.4 million for the three and six months ended August 31, 2023, respectively. Amortization expense of intangible assets was $1.3 million and $2.7 million for the three and six months ended August 31, 2022, respectively.

Estimated future amortization expense as of August 31, 2023 is as follows (in thousands):

2024 (remainder)	$2,441
2025	4,446
2026	4,226
2027	2,606
2028	2,358
Thereafter	8,810
$24,887

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2023	$78,025	$16,189	$94,214
Effect of exchange rate change on goodwill	1,061	—	1,061
Balance as of August 31, 2023	$79,086	$16,189	$95,275

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	August 31,	February 28,
	2023	2023
Deferred product cost	$805	$842
Deferred compensation plan assets	6,542	6,221
Lease receivables, non-current	20,669	22,006
Prepaid commissions	2,979	4,057
Other	3,059	2,952
	$34,054	$36,078

NOTE 6 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of August 31, 2023 and February 28, 2023 (in thousands):

	Maturity	Effective	August 31,	February 28,
	Date	Interest Rate	2023	2023
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	2.49%	$230,000	$230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	432	1,149
Total term debt			230,432	231,149
Unamortized discount and issuance costs			(2,473)	(3,028)
Less: Current portion of long-term term debt			-	(705)
Long-term debt, net of current portion			$227,959	$227,416

The effective interest rates for the convertible notes include the interest on the notes and amortization of the debt issuance costs. As of August 31, 2023 and February 28, 2023, the fair value of the 2025 Convertible Notes were $195 million and $201 million, respectively, based on Level 2 inputs.

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

If our common stock ceases to be listed on any of The NASDAQ Global Market or The NASDAQ Global Select Market (or any of their respective successors), then a “fundamental change” under our 2025 Convertible Notes would occur. If such a fundamental change were to occur, holders of our 2025 Convertible Notes may require us to repurchase their 2025 Convertible Notes following the fundamental change at a cash repurchase price generally equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any.

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

Revolving Credit Facility

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. At our election, the borrowings under this revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. We also pay an unused line fee ranging from 0.50% to 0.75% per annum, based on the level of borrowings, payable quarterly in arrears. Amounts owed under the revolving credit facility are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. The proceeds available under the revolving credit facility could be used for working capital and general corporate purposes, which could include acquisitions. Amounts available for borrowing under the revolving credit facility are reduced by the balance of any outstanding letters of credit. The revolving credit facility contains customary events of default, that upon our default may require us to pay all amounts outstanding and allow PNC Bank to foreclose on collateral. As of August 31, 2023, there were no borrowings outstanding and $4.8 million of outstanding letters of credit under this revolving credit facility and total remaining borrowing availability was $32.7 million.

The revolving credit facility contains certain negative and affirmative covenants, including financial covenants that require us to maintain a fixed charge coverage rate of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter if our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, falls below $40.0 million on such day. Additionally, the revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of August 31, 2023, we were in compliance with our covenants under the revolving credit facility.

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.4 million and $0.5 million for the three and six months ended August 31, 2023, was primarily attributable to one of our foreign subsidiaries, partially offset by a $0.3 million decrease in uncertain tax benefits related to certain foreign net operating loss carryforwards. Any income tax benefit associated with the pre-tax loss for the quarter ended August 31, 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

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

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Net loss	$(4,225)	$(7,494)	$(8,257)	$(19,667)

Basic weighted average number of common shares outstanding	36,988	36,006	36,810	35,864
Effect of stock options and restricted stock units computed on treasury stock method	—	—	—	—
Diluted weighted average number of common shares outstanding	36,988	36,006	36,810	35,864

Basic net income (loss) per common share:
Net loss	$(0.11)	$(0.21)	$(0.22)	$(0.55)

Diluted net income (loss) per common share:
Net loss	$(0.11)	$(0.21)	$(0.22)	$(0.55)

All outstanding options and restricted stock units for the three and six months ended August 31, 2023 and 2022 were excluded from the computation of diluted loss per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

NOTE 9 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Cost of revenues	$30	$30	$65	$85
Research and development	312	672	684	1,436
Selling and marketing	508	749	1,147	1,309
General and administrative	874	1,745	2,006	3,326
	$1,724	$3,196	$3,902	$6,156

Changes in our outstanding stock options during the six months ended August 31, 2023 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2023	506	$16.02	4.0
Granted	—	—
Exercised	—	—
Forfeited or expired	(506)	16.02
Outstanding at August 31, 2023	-	$-		$-
Exercisable at August 31, 2023	-	$-		$-

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the six months ended August 31, 2023 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2023	3,506	$6.75
Granted	2,619	0.89
Vested	(992)	6.98	155
Forfeited	(803)	6.33
Outstanding at August 31, 2023	4,330	$3.24

As of August 31, 2023, there was $8.7 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 2.0 years.

NOTE 10 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 29% and 26% of our consolidated revenue for the three and six months ended August 31, 2023, respectively, and 17% and 16% of our consolidated revenue for the three and six months ended August 31, 2022, respectively. The same customer accounted for 20% and 14% of our consolidated accounts receivable at August 31, 2023 and February 28, 2023, respectively.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Inventory purchases:
Supplier A	19%	9%	18%	10%
Supplier B	15%	14%	15%	13%
Supplier C	16%	17%	19%	21%
Supplier D	9%	11%	7%	11%

	August 31,	February 28,
	2023	2023
Accounts payable:
Supplier A	20%	10%
Supplier B	10%	22%
Supplier C	9%	12%
Supplier D	13%	9%

We are currently reliant upon these manufacturers and suppliers for products. Although we believe that we can obtain products from other sources, the loss of a significant manufacturer or supplier could have a material impact on our financial condition and results of operations as the products that are being purchased may not be available on similar terms from another manufacturer or supplier. Additionally, a substantial portion of our products, components and subassemblies are currently procured from foreign suppliers located primarily in Hong Kong, Mainland China, Malaysia, Mexico and other Pacific Rim countries. Any significant shift in U.S. trade policy, or national security policy, toward these countries or a significant downturn in the political, economic or financial condition of these countries could cause disruption of our supply chain or otherwise disrupt operations.

NOTE 11 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2023	2023
Operating lease liabilities	$4,848	$4,884
Warranty reserves	1,389	1,868
Customer deposits	4,241	2,492
Other (1)	5,722	6,621
	$16,200	$15,865

(1)
Amount represents accruals for various operating expense such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	August 31,	February 28,
	2023	2023
Deferred revenue	$10,684	$11,104
Deferred compensation plan liability	6,080	5,727
Deferred tax liability	261	242
Other	2,218	2,510
	$19,243	$19,583

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	$1,150	1,150	$2,326	2,326
Amortization of discount and issue costs	269	262	542	529
	1,419	1,412	2,868	2,855
Other interest expense	155	52	384	142
Total interest expense	$1,574	$1,464	$3,252	$2,997

Supplemental Cash Flow Information

“Net cash provided by (used in) operating activities” includes cash payments for interest expense and income taxes as follows (in thousands):

	Six Months Ended
	August 31,
	2023	2022

Cash payments for interest and income taxes:
Interest expense paid	$2,503	$2,408
Income tax paid, net of refunds	$(1)	$75
Non-cash investing activities:
Accrued liability for capital expenditures	$490	$-

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

Segment information is as follows (in thousands):

	Three Months Ended August 31, 2023				Three Months Ended August 31, 2022
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$40,358	$21,356		$61,714	$44,511	$28,317		$72,828
Gross profit	$17,667	$4,677		$22,344	$20,865	$8,147		$29,012
Gross margin	44%	22%		36%	47%	29%		40%
Adjusted EBITDA	$7,615	$(466)	$(1,275)	$5,874	$6,623	$(1,244)	$(613)	$4,766

	Six Months Ended August 31, 2023				Six Months Ended August 31, 2022
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$85,310	$47,295		$132,605	$84,068	$53,486		$137,554
Gross profit	$37,739	$11,666		$49,405	$38,923	$15,736		$54,659
Gross margin	44%	25%		37%	46%	29%		40%
Adjusted EBITDA	$13,929	$(152)	$(1,858)	$11,919	$10,578	$(1,991)	$(1,965)	$6,622

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Net loss	$(4,225)	$(7,494)	$(8,257)	$(19,667)

Investment income (loss)	(277)	58	(484)	172
Interest expense	1,574	1,464	3,252	2,997
Income tax provision	435	126	487	375
Depreciation	4,467	4,059	8,795	8,215
Amortization of intangible assets	1,128	1,330	2,350	2,672
Stock-based compensation	1,724	3,196	3,902	6,156
Non-recurring legal expenses	14	1,417	189	4,548
Costs (income) incurred in transition of LoJack North America business to acquiror	(276)	233	(240)	985
Other	1,310	377	1,925	169
Adjusted EBITDA	$5,874	$4,766	$11,919	$6,622

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2023	2022	2023	2022
United States	$32,585	$46,240	$71,987	$86,642
EMEA	13,847	12,275	30,850	24,814
LATAM	5,252	8,189	12,350	14,166
APAC	7,642	5,590	13,798	10,809
All other	2,388	534	3,620	1,123
	$61,714	$72,828	$132,605	$137,554

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. Italy was the only single non-U.S. country that accounted for more than 10% of our revenue in the three and six months ended August 31, 2023 and 2022.

NOTE 13 – LEGAL PROCEEDINGS

Omega patent infringement claim

The parties commenced a mediation on April 12, 2022, and on May 17, 2022, CalAmp and Omega Patents LLC executed an agreement for a settlement and release and a covenant not to sue under certain patents. On June 1, 2022, we paid $4.9 million pursuant to this settlement agreement. The parties filed a Joint Stipulation of Dismissal With Prejudice on June 15, 2022, and on June 16, 2022, the court dismissed the case with prejudice.

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

Reportable Segments

We operate under two reportable segments: Software & Subscription Services and Telematics Products.

Software & Subscription Services

Our Software & Subscription Services segment offers solutions comprised of telematics devices bundled with cloud-based application enablement and telematics service platforms that facilitate integration of our own applications, as well as those of third parties, through open APIs to deliver full-featured mobile IoT solutions to a wide range of customers and markets. Our scalable proprietary applications and other subscription services enable rapid and cost-effective development of high-value solutions for customers all around the globe. Services include tracking and monitoring within Fleet Management as well as Supply Chain Integrity and International Vehicle Recovery.

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

Recent Developments

Notice from Nasdaq on Failure to Satisfy a Continued Listing Rule

On August 22, 2023, we received a deficiency letter (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”).

The Notice has no immediate impact on the listing of our Common Stock on Nasdaq, and our listing remains fully effective.

We are provided a compliance period of 180 calendar days from the date of the Notice, or until February 20, 2024, to regain compliance with Nasdaq Listing Rule 5450(a)(1). If at any time before February 20, 2024, the closing bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Requirement, and the matter would be resolved.

If we do not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

We will continue to monitor the closing bid price of our Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our Common Stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

We intend to actively monitor the closing bid price of our Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. However, there can be no assurance that we will regain compliance with the Minimum Bid Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 28, 2023, we issued a press release announcing that Jeff Gardner, our President and Chief Executive Officer, passed away unexpectedly on Sunday August 27th due to presumed natural causes.

Jason Cohenour, Director on our Board of Directors (the “Board”), was named Interim Chief Executive Officer by the Board, effective immediately.

On September 8, 2023, the Board approved a compensation package for Mr. Cohenour (the "Compensation Package"). Pursuant to the Compensation Package, Mr. Cohenour will be paid a monthly stipend of $13,000. Additionally, the Board approved a grant of 180,000 restricted stock units (“RSUs”) to Mr. Cohenour, which will vest on the first anniversary of the grant date in an amount equal to (i) 30,000 shares, multiplied by (ii) the number of full months Mr. Cohenour serves as Interim Chief Executive Officer. Mr. Cohenour will continue to receive compensation for his services as a member of the Board while he serves as Interim Chief Executive Officer.

OPERATING RESULTS

Three months ended August 31, 2023 compared to three months ended August 31, 2022:

Revenue by Segment

	Three Months Ended August 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$40,358	65.4%	$44,511	61.1%	$(4,153)	(9.3%)
Telematics Products	21,356	34.6%	28,317	38.9%	(6,961)	(24.6%)
Total	$61,714	100.0%	$72,828	100.0%	$(11,114)	(15.3%)

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

As of August 31, 2023, our remaining contractual performance obligations were $194.2 million compared to $210.3 million as of August 31, 2022. The decline in contractual performance obligations was primarily driven by the completion of obligations as conversions of telematics products customers to multi-year subscriptions contracts peaked during the prior year and is substantially complete in the current year.

Software & Subscription Services revenue decreased by $4.2 million or (9.3%) for the three months ended August 31, 2023 compared to the same period last year largely due to a decline in new product shipments to our converted MRM and Fleet Management customers, offset by an increase in revenues generated by our International Vehicle Recovery business.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $7.0 million or 24.6% for the three months ended August 31, 2023 compared to the same period last year. This decrease was driven by the conversion of certain telematics hardware customers onto multi-year subscription contracts. The revenues generated by those conversions, after the contract effective dates, are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. The decrease was offset by higher shipments of telematics hardware relative to the same period last year.

Gross Profit by Segment

	Three Months Ended August 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$17,667	43.8%	$20,865	46.9%	$(3,198)	(15.3%)
Telematics Products	4,677	21.9%	8,147	28.8%	(3,470)	(42.6%)
Gross profit	$22,344	36.2%	$29,012	39.8%	$(6,668)	(23.0%)

Consolidated gross profit decreased by $6.7 million or 23.0% for the three months ended August 31, 2023 compared to the same period last year largely due to decreased revenues and gross margin. Consolidated gross margins decreased by 360 basis points for the three months ended August 31, 2023 compared to the same period last year primarily due to lower gross margins in both Telematics Products and Software & Subscription Services as well as higher proportion of industrial products in the revenue mix.

Software & Subscription Services: Gross profit decreased by $3.2 million or (15.3%) for the three months ended August 31, 2023 compared to the same period last year due to decreased revenues and gross margins. Gross margin decreased by 310 basis points primarily due to subscription mix and higher product costs.

Telematics Products: Gross profit decreased by $3.5 million or 42.6% for the three months ended August 31, 2023 compared to the same period last year primarily due to lower volume and gross margins, which were primarily driven by product mix.

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

Operating Expenses

	Three Months Ended August 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$4,800	7.8%	$6,757	9.3%	$(1,957)	(29.0%)
Selling and marketing	9,618	15.6%	12,734	17.5%	(3,116)	(24.5%)
General and administrative	10,014	16.2%	13,530	18.6%	(3,516)	(26.0%)
Intangible asset amortization	1,128	1.8%	1,330	1.8%	(202)	(15.2%)
Total	$25,560	41.4%	$34,351	47.2%	$(8,791)	(25.6%)

Consolidated research and development expense decreased by $2.0 million or 29.0% for the three months ended August 31, 2023 compared to the same period last year due to a reduction in research and development initiatives following restructuring activities at the end of fiscal 2023.

Consolidated selling and marketing expense decreased by $3.1 million or 24.5% for the three months ended August 31, 2023 compared to the same period last year primarily due to restructuring activities at the end of fiscal 2023 and lower incentive compensation attainment.

Consolidated general and administrative expenses decreased by $3.5 million or 26.0% for the three months ended August 31, 2023 compared to the same period last year, primarily driven by restructuring activities at the end of fiscal 2023, and lower stock-based compensation.

Amortization of intangibles decreased slightly for the three months ended August 31, 2023 compared to the same period last year.

Non-operating Income (Expense)

Investment income (loss) increased to $0.3 million for the three months ended August 31, 2023 from ($0.1) million for the three months ended August 31, 2022. The increase was primarily driven by higher investment returns on invested funds.

Interest expense increased to $1.6 million for the three months ended August 31, 2023 from $1.5 million for the three months ended August 31, 2022 due to additional interest expense related to the revolving credit facility.

Other non-operating income was $0.7 million for the three months ended August 31, 2023 as compared to non-operating expense of $0.5 million for the three months ended August 31, 2022

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the three months ended August 31, 2023 was $4.2 million compared to a net loss of $7.5 million in the three months ended August 31, 2022. The change in the net loss was largely driven by lower operating and non-operating expenses in the current year period.

Adjusted EBITDA:

	Three Months Ended August 31,
(In thousands)	2023	2022	$ Change	% Change
Segment
Software & Subscription Services	$7,615	$6,623	$992	15.0%
Telematics Products	(466)	(1,244)	778	(62.5%)
Corporate Expenses	(1,275)	(613)	(662)	(108.0%)
Total Adjusted EBITDA	$5,874	$4,766	$1,108	23.2%

Adjusted EBITDA for Software & Subscription Services increased $1.0 million compared to the same period last year primarily due to decreased operating expenses offset by lower revenues and lower gross margins. Adjusted EBITDA for Telematics Products increased $0.8 million compared to the same period last year as a result of decreased operating expenses partially offset by lower gross profits in the current year period. Corporate Expenses increased by $0.7 million compared to the same period last year primarily due to timing of operating expenses. During the fourth quarter of the previous fiscal year, the Company implemented cost savings and cost efficiency measures which are expected to continue to favorably impact Adjusted EBITDA results.

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

The income tax expense of $0.4 million was primarily attributable to one of our foreign subsidiaries. Any income tax benefit associated with the pre-tax loss for the three months ended August 31, 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

Six months ended August 31, 2023 compared to six months ended August 31, 2022:

Revenue by Segment

	Six Months Ended August 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$85,310	64.3%	$84,068	61.1%	$1,242	1.5%
Telematics Products	47,295	35.7%	53,486	38.9%	(6,191)	(11.6%)
Total	$132,605	100.0%	$137,554	100.0%	$(4,949)	(3.6%)

Software & Subscription Services revenue increased by $1.2 million or 1.5% for the six months ended August 31, 2023 compared to the same period last year largely due to increased transportation and logistics revenues generated through the transition of MRM telematics products customers onto multi-year subscription arrangements, which commenced in the third quarter of fiscal 2022. Such customer transitions contributed $25.6 million to Software & Subscription Services revenues during the six months ended August 31, 2023 compared to $22.2 million during the six months ended August 31, 2022. Active subscribers increased by 35% in the six months ended August 31, 2023 when compared to the prior year period.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $6.2 million or (11.6%) for the six months ended August 31, 2023 compared to the same period last year. This decrease was largely driven by the conversion of certain MRM telematics hardware customers onto multi-year subscription contracts, and thus revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement.

Gross Profit by Segment

	Six Months Ended August 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$37,739	44.2%	$38,923	46.3%	$(1,184)	(3.0%)
Telematics Products	11,666	24.7%	15,736	29.4%	(4,070)	(25.9%)
Gross profit	$49,405	37.3%	$54,659	39.7%	$(5,254)	(9.6%)

Consolidated gross profit decreased by $5.3 million or 9.6% for the six months ended August 31, 2023 compared to the same period last year largely due to decreased revenues. Consolidated gross margins decreased by 240 basis points for the six months ended August 31, 2023 compared to the same period last year primarily due to lower gross margins in both Telematics Products and Software & Subscription Services as well as higher proportion of industrial products in the revenue mix.

Software & Subscription Services: Gross profit decreased by $1.2 million or 3.0% for the six months ended August 31, 2023 compared to the same period last year primarily due to decreased revenues. Gross margin decreased by 210 basis points primarily due to subscription mix.

Telematics Products: Gross profit decreased by $4.1 million or 25.9% for the six months ended August 31, 2023 compared to the same period last year due to lower revenues and lower gross margins, which were primarily driven by product mix.

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

Operating Expenses

	Six Months Ended August 31,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$10,642	8.0%	$13,757	10.0%	$(3,115)	(22.6%)
Selling and marketing	20,641	15.6%	24,212	17.6%	(3,571)	(14.7%)
General and administrative	21,368	16.1%	28,692	20.9%	(7,324)	(25.5%)
Intangible asset amortization	2,350	1.8%	2,672	1.9%	(322)	(12.1%)
Total	$55,001	41.5%	$69,333	50.4%	$(14,332)	(20.7%)

Consolidated research and development expense decreased by $3.1 million or 22.6% for the six months ended August 31, 2023 compared to the same period last year due to a reduction in research and development activities following restructuring activities at the end of fiscal 2023.

Consolidated selling and marketing expense decreased by $3.6 million or 14.7% for the six months ended August 31, 2023 compared to the same period last year primarily due to restructuring activities at the end of fiscal 2023 and lower incentive compensation attainment.

Consolidated general and administrative expenses decreased by $7.3 million or 25.5% for the six months ended August 31, 2023 compared to the same period last year, driven by decreased legal expenses, restructuring activities at the end of fiscal 2023, and lower stock-based compensation.

Amortization of intangibles decreased slightly for the six months ended August 31, 2023 compared to the same period last year.

Non-operating Income (Expense)

Investment income (loss) increased to $0.5 million for the six months ended August 31, 2023 from ($0.2) million for the six months ended August 31, 2022. The increase was primarily driven by higher investment returns on invested funds.

Interest expense increased to $3.3 million for the six months ended August 31, 2023 from $3.0 million for the six months ended August 31, 2022 due to additional interest expense related to the revolving credit facility.

Other non-operating income was $0.6 million for the six months ended August 31, 2023 as compared to non-operating expense of $1.4 million for the six months ended August 31, 2022.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the six months ended August 31, 2023 was $8.3 million compared to a net loss of $19.7 million in the six months ended August 31, 2022. The improvement in the net loss was driven by lower operating and non-operating expenses offset by lower gross profit and in the current year period.

Adjusted EBITDA:

	Six Months Ended August 31,
(In thousands)	2023	2022	$ Change	% Change
Segment
Software & Subscription Services	$13,929	$10,578	$3,351	31.7%
Telematics Products	(152)	(1,991)	1,839	(92.4%)
Corporate Expenses	(1,858)	(1,965)	107	5.4%
Total Adjusted EBITDA	$11,919	$6,622	$5,297	80.0%

Adjusted EBITDA for Software & Subscription Services increased $3.4 million compared to the same period last year primarily due to decreased operating expenses partially offset by lower gross margins. Adjusted EBITDA for Telematics Products increased $1.8 million compared to the same period last year due to decreased operating expenses. Corporate Expenses decreased by $0.1 million compared to the same period last year.

See Note 12, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segment and a reconciliation to GAAP-basis net loss.

Income Tax Provision

The income tax expense of $0.5 million was primarily attributable to one of our foreign subsidiaries, partially offset by a $0.3 million decrease in uncertain tax benefits related to certain foreign net operating loss carryforwards. Any income tax benefit associated with the pre-tax loss for the six months ended August 31, 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2023, our primary recurring cash needs have been for working capital purposes and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations and cash on hand. As we continue to develop our subscription model, there will be a need for working capital in the future. While our subscription arrangements create recurring multi-year revenue, they elongate the cash conversion cycle as we must outlay cash for the associated device but recover this cash outlay over a subscription period. Our operations have consumed substantial amounts of cash, and we may continue to incur substantial losses and negative cash flow from operations for the foreseeable future. As of August 31, 2023, we had $38.6 million of cash and cash equivalents a decrease from February 28, 2023 of $3.3 million. While we expect to continue to finance our operations with cash on hand and cash generated from operations, our future performance is subject to economic, operational, financial, competitive and other factors, including the current inflationary environment, supply chain constraints and the impact of uncertain international trade relations.

Our immediate sources of liquidity are cash and cash equivalents, and our asset-based revolving credit facility. As of August 31, 2023, we have $38.6 million of cash and cash equivalents and $32.7 million available under our revolving credit facility, subject to fixed charge coverage ratio and minimum cash and availability tests. We expect to continue to finance our operations with cash on hand and cash generated from operations. See Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the Company’s liquidity.

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. Borrowings under our existing credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum as selected by us on a periodic basis. As of August 31, 2023, there were no borrowings and $4.8 million of outstanding letters of credit under this revolving credit facility. See Note 6, Financing Arrangements, for additional information on our revolving credit facility.

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

See Note 13, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Future Cash Obligations

During the second quarter of fiscal 2024, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2023 as filed with the SEC on April 28, 2023.

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

Our significant customers are located in the United States as well as certain foreign countries. We believe that our relationships with our key customers are good and that these customers are in good financial condition. We generally grant credit to our customers based on their financial viability and our historical collections experience with them. We typically require payment from our customers within 30 to 45 days of our invoice date with a few exceptions that extend the credit terms up to 90 days. Historically, since we paid our suppliers at or within 60 days of inventory purchase and our payment terms on our accounts receivable are generally within 45 days, we generated positive cash flows from operating activities. However, certain arrangements which allow for subscription payment, generally over three years, have elongated payments terms and consumed working capital.

For the six months ended August 31, 2023, net cash provided by operating activities was $4.2 million and net loss was $8.3 million . Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs and changes in deferred income taxes totaled $17.3 million. These non-cash expenses were slightly offset by non-cash revenues of $0.7 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities used $4.2 million of cash, largely as a result of the decrease in accounts receivable offset by increases in inventories and prepaid and current assets and decreases in accounts payable, deferred revenues and other current and non-current liabilities.

For the six months ended August 31, 2022, net cash used in operating activities was $25.7 million and net loss was $19.7 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, noncash operating lease costs and changes in deferred income taxes totaled $19.5 million. These non-cash expenses were partially offset by non-cash revenues of $1.5 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities used $23.9 million of cash, primarily largely as a result of the increase in accounts receivable and the decrease in deferred revenue. Both the increase in accounts receivable and decrease in deferred revenue were driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. Operating cash flows were favorably impacted by the timing of payments on accounts payable.

Cash flow from investing activities

For the six months ended August 31, 2023 and 2022, our net cash used in investing activities was $3.8 million and $4.9 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Cash flow from financing activities

For the six months ended August 31, 2023 and 2022, our net cash used in financing activities was $0.4 million and $1.1 million, respectively, driven primarily by payments for taxes related to the net share settlement of vested equity awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $0.9 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at August 31, 2023. The aggregate foreign currency transaction exchange rate gains (losses) included in determining loss before income taxes was $0.7 million and ($0.6) million for the six months ended August 31, 2023 and 2022, respectively.

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

Loans outstanding under our revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. Changes in interest rates would impact our variable rate borrowings. As of August 31, 2023, there was no outstanding borrowings under our revolving credit facility.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements above for information regarding the legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

The reader is referred to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2023, as filed with the SEC on April 28, 2023, for a discussion of factors that could materially affect our business, financial condition, results of operations, or future results.

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

We are currently listed on the Nasdaq Global Select Market, LLC (“Nasdaq”), a national securities exchange. The Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on the Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our Common Stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than the Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our Common Stock trading on a frequent and liquid basis, and could result in the value of our common stock being less than it would be if we were able to list our shares on the Nasdaq

On August 22, 2023, we received a deficiency letter from Nasdaq notifying us that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). If at any time before February 20, 2024, the closing bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Requirement, and the matter would be resolved. If we do not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. We will continue to monitor the closing bid price of our Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. However, there can be no assurance that we will regain compliance with the Minimum Bid Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

Delisting of our securities from the Nasdaq Capital Market could subject us to repurchase obligations under our 2025 Convertible Notes, which may have a material adverse effect on our business, results of operations and financial condition, and effect our ability to continue as a going concern.

If our common stock ceases to be listed on any of The Nasdaq Global Market or The Nasdaq Global Select Market (or any of their respective successors), then a “fundamental change” under our 2025 Convertible Notes would occur. If such a fundamental change under our 2025 Convertible Notes were to occur, holders of our 2025 Convertible Notes may require us to repurchase their 2025 Convertible Notes following the fundamental change at a cash repurchase price generally equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2025 Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2025 Convertible Notes. Our failure to repurchase 2025 Convertible Notes when required will constitute a default under the indenture governing the 2025 Convertible Notes. A default under the indenture governing the 2025 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, which may result in that future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such other indebtedness and the 2025 Convertible Notes.

At August 31, 2023, the principal amount of the 2025 Convertible notes plus accrued and unpaid interests is in excess of the Company’s available cash resources. The uncertainties associated with the Company’s ability to cure noncompliance with the Nasdaq listing requirements coupled with the redemption rights of the 2025 Convertible Note Holders under a fundamental change scenario represent conditions raising substantial doubt regarding the Company’s ability to continue as a going concern before consideration of management’s plans. The Company plans to effect a reverse-stock spilt in the event that the Company’s stock price does not improve to meet its ongoing Nasdaq listing requirements, which would prevent the occurrence of a fundamental change under the 2025 Convertible Notes. Management believes that it is probable that shareholder approval will be obtained for the reverse-stock split and that the reverse-stock split will restore compliance with the Nasdaq listing requirements. If the Company does not obtain shareholder approval of a reverse-stock split or otherwise regains compliance with the Nasdaq listing requirements, it would have a material adverse effect on our business, results of operations and financial condition, and effect our ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended August 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
June 1 - June 30, 2023	18,355	$1.75	-	$-
July 1 - July 31, 2023	236,350	$0.88	-	$-
August 1 -August 31, 2023	4,011	$1.16	-	$-
Total	258,716	$0.95	-	$-

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

CALAMP CORP.

October 9, 2023	/s/ Jikun Kim
Date	Chief Financial Officer