Form 10-Q
period 2023-11-30
CalAmp Corp.
filed 2024-01-09
CIK 730255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of January 5, 2024 was 37,996,457.

CALAMP CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAMP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	November 30,	February 28,
Assets	2023	2023
Current assets:
Cash and cash equivalents	$38,169	$41,928
Accounts receivable, net	70,909	82,946
Inventories	34,059	23,902
Prepaid expenses and other current assets	25,824	26,019
Total current assets	168,961	174,795
Property and equipment, net	25,724	32,832
Operating lease right-of-use assets	10,168	12,293
Deferred income tax assets	2,927	3,275
Goodwill	20,583	94,214
Other intangible assets, net	23,608	26,633
Other assets	29,270	36,078
Total assets	$281,241	$380,120
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$-	$705
Accounts payable	46,695	52,716
Accrued payroll and employee benefits	10,112	11,766
Deferred revenue	26,328	25,448
Other current liabilities	16,568	15,865
Total current liabilities	99,703	106,500
Long-term debt, net of current portion	228,148	227,416
Operating lease liabilities	9,007	12,314
Other non-current liabilities	18,522	19,583
Total liabilities	355,380	365,813
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 80,000 shares authorized; 37,886 and 37,388 shares issued and outstanding at November 30, 2023 and February 28, 2023, respectively	379	374
Additional paid-in capital	189,747	184,672
Accumulated deficit	(262,077)	(168,816)
Accumulated other comprehensive loss	(2,188)	(1,923)
Total stockholders' equity (deficit)	(74,139)	14,307
Total liabilities and stockholders' equity	$281,241	$380,120

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Revenues:
Products	$31,205	$53,331	$114,829	$138,420
Application subscriptions and other services	22,420	25,558	71,401	78,023
Total revenues	53,625	78,889	186,230	216,443
Cost of revenues:
Products	23,216	37,672	80,026	93,705
Application subscriptions and other services	12,835	14,603	39,225	41,465
Total cost of revenues	36,051	52,275	119,251	135,170
Gross profit	17,574	26,614	66,979	81,273
Operating expenses:
Research and development	4,051	5,479	14,693	19,236
Selling and marketing	8,884	12,486	29,525	36,698
General and administrative	10,114	11,172	31,482	39,864
Intangible asset amortization	1,116	1,323	3,466	3,995
Restructuring	1,718	-	1,718	-
Impairment loss	75,106	-	75,106	-
Total operating expenses	100,989	30,460	155,990	99,793
Operating loss	(83,415)	(3,846)	(89,011)	(18,520)
Non-operating income (expense):
Investment (loss) income	(124)	818	360	646
Interest expense	(1,410)	(1,648)	(4,662)	(4,645)
Other (expense) income, net	(17)	211	577	(1,238)
Total non-operating expenses	(1,551)	(619)	(3,725)	(5,237)
Loss from operations before income taxes	(84,966)	(4,465)	(92,736)	(23,757)
Income tax provision	(38)	(268)	(525)	(643)
Net loss	$(85,004)	$(4,733)	$(93,261)	$(24,400)
Loss per share:
Basic	$(2.27)	$(0.13)	$(2.52)	$(0.68)
Diluted	$(2.27)	$(0.13)	$(2.52)	$(0.68)
Shares used in computing loss per share:
Basic	37,427	36,357	37,023	36,027
Diluted	37,427	36,357	37,023	36,027
Comprehensive loss:
Net loss	$(85,004)	$(4,733)	$(93,261)	$(24,400)
Other comprehensive loss:
Foreign currency translation adjustments	(1,248)	(316)	(265)	(1,957)
Total comprehensive loss	$(86,252)	$(5,049)	$(93,526)	$(26,357)

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 30,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,261)		$(24,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	12,632		12,108
Intangible asset amortization	3,466		3,995
Stock-based compensation	5,469		8,186
Amortization of debt issuance costs and discount	825		877
Impairment loss	75,106	—	—
Noncash operating lease cost	2,575		2,591
Revenue assigned to factors	(798)		(2,143)
Deferred tax assets, net	480		132
Other	381		122
Changes in operating assets and liabilities:
Accounts receivable	12,450		(26,787)
Inventories	(9,818)		(4,634)
Prepaid expenses and other assets	7,600		(8,878)
Accounts payable	(6,484)		20,752
Accrued liabilities	(1,712)		2,802
Deferred revenue	718		(2,883)
Operating lease liabilities	(3,636)		(3,681)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,993		(21,841)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,176)		(9,294)
NET CASH USED IN INVESTING ACTIVITIES	(6,176)		(9,294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vested equity awards	(520)		(1,675)
Proceeds from exercise of stock options and contributions to employee stock purchase plan	131		502
NET CASH USED IN FINANCING ACTIVITIES	(389)		(1,173)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,187)		(2,007)
Net change in cash and cash equivalents	(3,759)		(34,315)
Cash and cash equivalents at beginning of period	41,928		79,221
Cash and cash equivalents at end of period	$38,169		$44,906

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Total stockholders' equity, beginning balances	$10,564	$21,820	$14,307	$75,402

Common stock and additional paid-in capital:
Beginning balances	188,577	180,834	185,046	242,747
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	-	(67,003)
Stock-based compensation expense	1,567	2,030	5,469	8,186
Shares issued on net share settlement of equity awards	(18)	(107)	(520)	(1,675)
Exercise of stock options and contributions to employee stock purchase plan	—	—	131	502
Ending balances	190,126	182,757	190,126	182,757

Accumulated deficit:
Beginning balances	(177,073)	(155,993)	(168,816)	(165,965)
Cumulative-effect adjustment related to the adoption of ASU 2020-06	—	—	—	29,639
Net loss	(85,004)	(4,733)	(93,261)	(24,400)
Ending balances	(262,077)	(160,726)	(262,077)	(160,726)

Accumulated other comprehensive income (loss):
Beginning balances	(940)	(3,021)	(1,923)	(1,380)
Foreign currency translation adjustments	(1,248)	(316)	(265)	(1,957)
Ending balances	(2,188)	(3,337)	(2,188)	(3,337)

Total stockholders' equity, ending balances	$(74,139)	$18,694	$(74,139)	$18,694

See accompanying notes to condensed consolidated financial statements.

CALAMP CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

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

Basis of Presentation

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly our financial position at November 30, 2023 and our results of operations for the three and nine months ended November 30, 2023 and 2022. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year ending February 29, 2024.

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

As a subsequent event, on December 15, 2023, the Company entered into a credit agreement under which it borrowed $45 million, bearing an interest rate equal to the secured overnight financing rate plus 6.75% with a maturity date of December 15, 2027 (the "Term Loan"). Concurrent with the Term Loan, the Company paid off the remaining liabilities under its asset-based revolving credit facility and terminated that arrangement. The Company further concurrently entered into a supplemental indenture granting a first priority interest in substantially all the Company's assets to the holders of the 2025 Convertible Notes. Defaults under the Term Loan and supplemental indenture to the 2025 Convertible Notes constitute default events under each respective indebtedness. See Note 15, Subsequent Events, for additional information.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have considered all known and reasonably available information that existed throughout the three and nine months ended November 30, 2023 in making accounting judgments, estimates and disclosures.

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

The timing of revenue recognition may differ from the timing of our invoicing to customers. Contract assets are comprised of unbilled amounts for which we have transferred products or provided services to our customers and are classified as accounts receivable. Contract liabilities (deferred revenues) are comprised of billings or payments received from our customers in advance of performance under the contract. During the three and nine months ended November 30, 2023, we recognized $4.4 million and $20.5 million, respectively, in revenue from the deferred revenue balance of $36.6 million as of February 28, 2023.

Incremental costs of obtaining a contract with a customer consist of sales commissions, which are recognized on a straight-line basis over the life of the corresponding contracts. Sales commissions included in prepaid expenses and other current assets and other assets were $1.8 million and $2.3 million, respectively, as of November 30, 2023.

We disaggregate revenue from contracts with customers into reportable segments, geography, type of goods and services and timing of revenue recognition. See Note 13, Segment Information and Geographic Data, for our revenue by segment and geography. The disaggregation of revenue by type of goods and services and by timing of revenue recognition is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Revenue by type of goods and services:
Telematics devices and accessories	$31,217	$53,331	$114,866	$138,420
Rental income and other services	$4,583	6,307	$15,673	17,233
Recurring application subscriptions (1)	$17,825	19,251	$55,691	60,790
Total	$53,625	$78,889	$186,230	$216,443

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Revenue by timing of revenue recognition:
Revenue recognized at a point in time	$33,090	$57,337	$122,850	$149,511
Revenue recognized over time	$20,535	21,552	63,380	66,932
Total	$53,625	$78,889	$186,230	$216,443

(1) Recurring application subscriptions includes $0.0 million and $0.5 million during the three months ended November 30, 2023 and 2022, respectively, and $0.0 million and $1.9 million during the nine months ended November 30, 2023 and 2022, respectively, attributable to the auto vehicle finance business which has been completely wound down.

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

Remaining performance obligations for Software & Subscription Services represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of November 30, 2023 and February 28, 2023, we have estimated remaining performance obligations for contractually committed revenues of $186.0 million and $234.5 million respectively. As of November 30, 2023, we expect to recognize approximately 19% of the revenue under these remaining performance obligations in the remainder of fiscal 2024 and 46% in fiscal 2025. As of February 28, 2023, we expected to recognize approximately 49% of the then remaining performance obligations in fiscal 2024 and 27% in fiscal 2025. We exclude contracts that have original durations of less than one year from the aforementioned remaining performance obligation disclosure.

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

We group all accounts receivables and lease receivables into a single portfolio and analyze the credit risk associated with our accounts receivables and lease receivables. Our historical loss rates have not shown any significant differences between customer industries or geographies. As disclosed in Note 13, Segment Information and Geographic Data, we do not have significant international geographic concentrations of revenue, and, as a result, we do not have significant concentrations of accounts receivables or lease receivables in any single geography outside of the United States.

The allowance for doubtful accounts totaled $2.8 million and $1.8 million as of November 30, 2023 and February 28, 2023, respectively.

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

As of November 30, 2023 we identified potential impairment indicators relating to the overall decline in our stock price and the performance of certain business units. Overall, our revenue and gross margin performance continued to deteriorate, and our stock price continued to decline during the three and nine months ended November 30, 2023, declining approximately (48%) from the August 31, 2023 closing price and (93%) from the February 28, 2023 closing price to $0.32 as of November 30, 2023, reflecting a market capitalization that was below our November 30, 2023 net book value. As of November 30, 2023, the decline in our stock price and other factors were deemed to be sustained, and therefore a triggering event as of November 30, 2023 was deemed to have occurred, requiring impairment assessments of our goodwill and long-lived assets to be held and used.

In accordance with the accounting guidance within ASC 350, Intangibles – Goodwill and Other ("ASC 350"), and ASC 360, Property, Plant and Equipment, our long-lived assets to be held and used were initially tested to determine if the related assets were recoverable, which required a comparison of undiscounted cash flows of the asset groups to their carrying value. Our long-lived assets to be held and used include our property and equipment, right-of-use assets, and amortizable intangible assets. Triggering events were identified within specific asset groups within the Software and Subscription Services businesses. The Company identified the cash flows for each asset group over a period of time reflective of the remaining useful life of the primary asset within each asset group, along with the cash flows associated with a hypothetical sale of each asset group at the end of the respective periods. Based on this comparison, the sum of the undiscounted cash flows for each asset group was in excess of the respective asset group’s carrying value, and each asset group was deemed to be recoverable with substantial cushion. No additional consideration of impairment of our long-lived assets to be held and used was required.

Subsequently, the Company evaluated the impairment of its goodwill by determining the fair value of the Company’s three reporting units using the assistance of a third-party valuation specialist. In accordance with ASC 350, the impairment of goodwill is determined through a comparison of the fair value of a reporting unit compared to the reporting unit’s carrying value; if the carrying value exceeds the fair value of the reporting unit, the difference is to be recognized as goodwill impairment of the reporting unit until such time that the goodwill balance is $0. The fair value of the reporting units was determined using a combination of the income and market approaches. For each reporting unit, we applied a weighting to the fair value determination under each approach in order to determine the fair value of the respective reporting unit. The income approach for each reporting unit used the discounted cash flow method to determine the fair value, which included the following Level 3 significant inputs: projected financial information, income tax rates, and discount rates. The market approach for each reporting unit reflected a fair value calculated by the product of selected public company multiples, Level 3 inputs, and the reporting unit’s revenue and EBITDA. A weighting for each reporting unit was then applied to the fair value results from each method to estimate the fair value of the respective reporting units. In order to ensure the reasonableness of the individual reporting unit’s fair value, we utilized a reconciliation of the market capitalization of the Company as of November 30, 2023, a Level 1 input, to the sum of the fair value of the reporting units with an implied control premium applied. Based on the comparison of the individual reporting unit’s fair value and the respective reporting unit’s carrying value, the estimated fair value of the Tracking & Monitoring Reporting Unit within the Software and Subscription Services segment and the Telematics Reporting Unit within the Telematics segment was $67.3 million and $14.3 million respectively, compared to carrying values of $126.6 million and $33.0 million, respectively, as of November 30, 2023. As such, impairment charges related to the Company’s United States operations within these reporting units were recognized in the condensed consolidated statement of operations during the quarter ended November 30, 2023 of $74.4 million, reflecting the sum of the difference between the carrying values and fair values of the Tracking & Monitoring Reporting Unit and Telematics Reporting Unit.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months from the issuance of the accompanying consolidated financial statements. The Company is currently listed on the NASDAQ Global Select Market, LLC (“Nasdaq”), a national securities exchange. The Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. The Company’s failure to meet such applicable listing criteria could prevent the Company from listing its common stock on the Nasdaq. The Company has received a delisting notice from Nasdaq as the Company’s shares are currently trading below the minimum $1 stock price listing requirement. In addition, at the date of issuance of its interim consolidated condensed financial statements, the Company has measured its compliance with the continued listing criteria set forth in Nasdaq listing rules 5450(a) and 5450(b)(1)-(3) with respect to the minimum market value of publicly held shares, minimum market value of listed securities, and minimum stockholders' equity requirements, and concluded that it was not in compliance with the aforementioned listing standards. The Company has not yet received an additional non-compliance notice from Nasdaq.

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

As of November 30, 2023, and through the date the financial statements are issued, the Company believes it has sufficient liquidity to be able to operate its business for at least 12 months following the date that the financial statements are issued. However, as of November 30, 2023 the principal amount of the 2025 Convertible notes plus accrued and unpaid interests is in excess of the Company’s available cash resources.

Management concluded that the uncertainties associated with the Company’s ability to cure noncompliance with the Nasdaq listing requirements coupled with the repurchase rights of the 2025 Convertible Note holders under a fundamental change scenario represent conditions raising substantial doubt regarding the Company’s ability to continue as a going concern.

In response to these conditions, management intends to request a waiver from the holder of the 2025 Convertible Notes to waive the fundamental change provision in the Convertible Notes agreement and concede the right to require the Company to repurchase the Convertible Notes in the event that the Company is delisted from the Nasdaq. However, these plans have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As a subsequent event, on December 15, 2023, the Company entered into a credit agreement under which it borrowed $45 million, bearing an interest rate equal to the secured overnight financing rate plus 6.75% with a maturity date of December 15, 2027 (the "Term Loan"). Concurrent with the Term Loan, the Company paid off the remaining liabilities under its asset-based revolving credit facility and terminated that arrangement. The Company further concurrently entered into a supplemental indenture granting a first priority interest in substantially all the Company's assets to the holders of the 2025 Convertible Notes. Defaults under the Term Loan and supplemental indenture to the 2025 Convertible Notes constitute default events under each respective indebtedness. Defaults under the Term Loan and supplemental indenture to the 2025 Convertible Notes constitute default events under each respective indebtedness. See Note 15, Subsequent Events, for additional information.

Foreign Currency Translation

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) during the period. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was ($0.1) million and $0.6 million for the three and nine months ended November 30, 2023, respectively. The aggregate foreign currency transaction exchange rate gain (loss) included in determining income (loss) before income taxes was $0.5 million and ($0.1) million for the three and nine months ended November 30, 2022, respectively.

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

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our financial instrument assets (in thousands):

	As of November 30, 2023
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$38,169	$—	$38,169	$38,169	$—
Level 1:
Money market funds	-	—	-	-	—
Mutual funds (1)	4,828	207	5,035	—	5,035
Total	$42,997	$207	$43,204	$38,169	$5,035

	As of February 28, 2023
				Balance Sheet Classification
				of Fair Value
		Unrealized		Cash and
		Gains	Fair	Cash	Other
	Cost	(Losses)	Value	Equivalents	Assets
Cash	$41,903	$—	$41,903	$41,903	$—
Level 1:
Money market funds	25	—	25	25	—
Mutual funds (1)	341	(3)	338	—	338
Total	$42,269	$(3)	$42,266	$41,928	$338

(1)
Amounts represent various equities, bond and money market mutual funds that are held in an irrevocable “Rabbi Trust” for payment obligations to non-qualified deferred compensation plan participants. In addition to the mutual funds above, our “Rabbi Trust” also included Corporate-Owned Life Insurance (COLI) starting in fiscal 2020. During the three months ended November 30, 2023 the COLI was closed and the value of the policy was returned to mutual funds. As of November 30, 2023, there was no cash surrender value of the COLI.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	February 28,
	2023	2023
Raw materials	$7,684	$11,920
Finished goods	$26,375	11,982
	$34,059	$23,902

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following (in thousands):

		Gross (2)			Accumulated Amortization (2)			Net
	Useful Life	February 28, 2023	Additions & Adjustments, net (1)	November 30, 2023	February 28, 2023	Expense	November 30, 2023	February 28, 2023	November 30, 2023
Developed technology	4-6 years	$26,895	$169	$27,064	$26,735	$329	$27,064	$160	$-
Tradenames	10 years	30,046	60	30,106	22,704	1,437	24,141	7,342	5,965
Customer relationships	10-15 years	35,613	212	35,825	16,813	1,700	18,513	18,800	17,312
Patents	5 years	589	—	589	258		258	331	331
		$93,143	$441	$93,584	$66,510	$3,466	$69,976	$26,633	$23,608

(1)
Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translations.
(2)
This table excludes the gross value of fully amortized intangible assets totaling $42.8 million and $38.9 million at November 30, 2023 and February 28, 2023, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows. We monitor and assess these assets for impairment on a periodic basis. Our assessment includes various new product lines and services, which leverage the existing intangible assets as well as consideration of historical and projected revenues and cash flows. Amortization expense of intangible assets was $1.1 million and $3.5 million for the three and nine months ended November 30, 2023, respectively. Amortization expense of intangible assets was $1.3 million and $4.0 million for the three and nine months ended November 30, 2022, respectively.

Estimated future amortization expense as of November 30, 2023 is as follows (in thousands):

2024 (remainder)	$1,124
2025	4,493
2026	4,199
2027	2,579
2028	2,332
Thereafter	8,881
$23,608

Changes in goodwill are as follows (in thousands):

	Software & Subscription Services	Telematics Products	Total
Balance as of February 28, 2023	$78,025	$16,189	$94,214
Impairment loss	(58,247)	(16,189)	(74,436)
Effect of exchange rate change on goodwill	805	—	805
Balance as of November 30, 2023	$20,583	$-	$20,583

See Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, for discussion of the goodwill impairment charges recorded during the nine months ended November 30, 2023.

NOTE 5 – OTHER ASSETS

Other assets consist of the following (in thousands):

	November 30,	February 28,
	2023	2023
Deferred product cost	$790	$842
Deferred compensation plan assets	5,035	6,221
Lease receivables, non-current	18,439	22,006
Prepaid commissions	2,288	4,057
Other	2,718	2,952
	$29,270	$36,078

NOTE 6 – FINANCING ARRANGEMENTS

The following table provides a summary of our debt as of November 30, 2023 and February 28, 2023 (in thousands):

	Maturity	Effective	November 30,	February 28,
	Date	Interest Rate	2023	2023
2025 Convertible Notes, 2.00% fixed rate	August 1, 2025	2.49%	$230,000	$230,000
Due to factors under revenue assignments	2020 - 2024	4.70%	215	1,149
Total term debt			230,215	231,149
Unamortized discount and issuance costs			(2,067)	(3,028)
Less: Current portion of long-term term debt			-	(705)
Long-term debt, net of current portion			$228,148	$227,416

The effective interest rates for the convertible notes include the interest on the notes and amortization of the debt issuance costs. As of November 30, 2023 and February 28, 2023, the fair value of the 2025 Convertible Notes were $195 million and $201 million, respectively, based on Level 2 inputs.

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

As a subsequent event, on December 15, 2023, the Company entered into a credit agreement under which it borrowed $45 million, bearing an interest rate equal to the secured overnight financing rate plus 6.75% with a maturity date of December 15, 2027 (the "Term Loan"). Concurrent with the Term Loan, the Company paid off the remaining liabilities under its asset-based revolving credit facility and terminated that arrangement. The Company further concurrently entered into a supplemental indenture granting a first priority interest in substantially all the Company's assets to the holders of the 2025 Convertible Notes. Defaults under the Term Loan and supplemental indenture to the 2025 Convertible Notes constitute default events under each respective indebtedness. See Note 15, Subsequent Events, for additional information.

Revolving Credit Facility

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. At our election, the borrowings under this revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. We also pay an unused line fee ranging from 0.50% to 0.75% per annum, based on the level of borrowings, payable quarterly in arrears. Amounts owed under the revolving credit facility are guaranteed by the Company and certain of its subsidiaries. We have also granted security interests in substantially all of our respective assets to secure these obligations. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. The proceeds available under the revolving credit facility could be used for working capital and general corporate purposes, which could include acquisitions. Amounts available for borrowing under the revolving credit facility are reduced by the balance of any outstanding letters of credit. The revolving credit facility contains customary events of default, that upon our default may require us to pay all amounts outstanding and allow PNC Bank to foreclose on collateral. As of November 30, 2023, there were no borrowings outstanding and $4.8 million of outstanding letters of credit under this revolving credit facility and total remaining borrowing availability was $28.7 million.

The revolving credit facility contains certain negative and affirmative covenants, including financial covenants that require us to maintain a fixed charge coverage rate of not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter if our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, falls below $40.0 million on such day. Additionally, the revolving credit facility contains a cash dominion trigger whereby PNC Bank may direct domestic cash balances and receipts to pay down borrowings under the revolving credit facility should our liquidity position, consisting of specified cash balances plus unused availability on the revolving credit facility, fall below $25.0 million at the end of any month. As of November 30, 2023, we were in compliance with our covenants under the revolving credit facility.

As a subsequent event, on December 15, 2023, the Company entered into a credit agreement under which it borrowed $45 million, bearing an interest rate equal to the secured overnight financing rate plus 6.75% with a maturity date of December 15, 2027 (the "Term Loan"). Concurrent with the Term Loan, the Company paid off the remaining liabilities under its asset-based revolving credit facility and terminated that arrangement. The Company further concurrently entered into a supplemental indenture granting a first priority interest in substantially all the Company's assets to the holders of the 2025 Convertible Notes. Defaults under the Term Loan and supplemental indenture to the 2025 Convertible Notes constitute default events under each respective indebtedness. See Note 15, Subsequent Events, for additional information.

NOTE 7 - RESTRUCTURING ACTIVITIES

During the third quarter of fiscal 2024, we executed a restructuring plan to reduce future operating expenses and better align resources around our long-term business strategy. The restructuring provided for a reduction of our workforce and the exiting of a leased facility. Under the restructuring plan, we recorded restructuring charges of $1.7 million, which included $1.4 million related to severance and $0.3 million related to the write-off of leasehold improvements due to subleasing a facility. These charges are included in restructuring in the condensed consolidated statements of comprehensive loss for the three and nine month period ended November 30, 2023. The liability related to severance of $1.1 million is recorded in accrued payroll and employee benefits as of November 30, 2023.

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

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax expense of $0.0 million and $0.5 million for the three and nine months ended November 30, 2023, was primarily attributable to one of our foreign subsidiaries, partially offset by a $0.3 million decrease in uncertain tax benefits related to certain foreign net operating loss carryforwards and a $0.2 million decrease in valuation allowances against net deferred tax assets. Any income tax benefit associated with the pre-tax loss for the quarter ended November 30, 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

NOTE 9 - EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Net loss	$(85,004)	$(4,733)	$(93,261)	$(24,400)

Basic weighted average number of common shares outstanding	37,427	36,357	37,023	36,027
Effect of stock options and restricted stock units computed on treasury stock method	—	—	—	—
Diluted weighted average number of common shares outstanding	37,427	36,357	37,023	36,027

Basic net income (loss) per common share:
Net loss	$(2.27)	$(0.13)	$(2.52)	$(0.68)

Diluted net income (loss) per common share:
Net loss	$(2.27)	$(0.13)	$(2.52)	$(0.68)

All outstanding options and restricted stock units for the three and nine months ended November 30, 2023 and 2022 were excluded from the computation of diluted loss per share because we reported a net loss for each of these periods and the effect of inclusion would be antidilutive.

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock-based compensation expense is included in the following captions of the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Cost of revenues	$26	$3	$91	$88
Research and development	257	528	941	1,964
Selling and marketing	460	737	1,607	2,046
General and administrative	824	762	2,830	4,088
	$1,567	$2,030	$5,469	$8,186

Changes in our outstanding stock options during the nine months ended November 30, 2023 were as follows (options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at February 28, 2023	506	$16.02	4.0
Granted	—	—
Exercised	—	—
Forfeited or expired	(506)	16.02
Outstanding at November 30, 2023	-	$-		$-
Exercisable at November 30, 2023	-	$-		$-

Changes in our outstanding restricted stock shares, performance stock units (“PSUs”) and restricted stock units (“RSUs”) during the nine months ended November 30, 2023 were as follows (restricted shares, PSUs and RSUs in thousands):

	Number of Restricted Shares, PSUs and RSUs	Weighted Average Grant Date Fair Value	Shares Retained to Cover Statutory Minimum Withholding Taxes
Outstanding at February 28, 2023	3,506	$6.75
Granted	3,109	0.83
Vested	(1,149)	7.16	155
Forfeited	(1,284)	4.50
Outstanding at November 30, 2023	4,182	$2.41

As of November 30, 2023, there was $6.4 million of total unrecognized stock-based compensation cost related to outstanding nonvested equity awards that is expected to be recognized as an expense over a weighted-average remaining vesting period of 1.8 years.

NOTE 11 - CONCENTRATION OF RISK

Significant Customers

We sell telematics products and services to large global enterprises in the industrial equipment, transportation and automotive market verticals. One customer in the industrial equipment industry accounted for 32% and 28% of our consolidated revenue for the three and nine months ended November 30, 2023, respectively, and 17% and 16% of our consolidated revenue for the three and nine months ended November 30, 2022, respectively. The same customer accounted for 20% and 14% of our consolidated accounts receivable at November 30, 2023 and February 28, 2023, respectively.

Significant Suppliers

We purchase a significant amount of our inventory from certain manufacturers or suppliers including components, assemblies and electronic manufacturing parts. These suppliers are located in Mexico and Asia. The inventory is purchased under standard supply agreements that outline the terms of the product delivery. The title and risk of loss of the product generally pass to us upon shipment from the manufacturer’s plant or warehouse. Some of these manufacturers accounted for more than 10% of our purchases and accounts payable as follows (rounded):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Inventory purchases:
Supplier A	21%	15%	19%	12%
Supplier B	9%	23%	13%	16%
Supplier C	24%	14%	21%	18%
Supplier D	7%	13%	7%	11%

	November 30,	February 28,
	2023	2023
Accounts payable:
Supplier A	17%	10%
Supplier B	8%	22%
Supplier C	22%	12%
Supplier D	13%	9%

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

NOTE 12 – OTHER FINANCIAL INFORMATION

Supplemental Balance Sheet Information

Other current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2023	2023
Operating lease liabilities	$4,758	$4,884
Warranty reserves	1,352	1,868
Customer deposits	3,962	2,492
Other (1)	6,496	6,621
	$16,568	$15,865

(1)
Amount represents accruals for various operating expenses such as professional fees, vendor incentives and other estimates that are expected to be paid within the next 12 months.

Other non-current liabilities consist of the following (in thousands):

	November 30,	February 28,
	2023	2023
Deferred revenue	$11,106	$11,104
Deferred compensation plan liability	5,167	5,727
Deferred tax liability	3	242
Other	2,246	2,510
	$18,522	$19,583

Supplemental Statement of Comprehensive Loss Information

Interest expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Interest expense on 2025 Convertible Notes:
Stated interest at 2.00% per annum	$1,150	1,150	$3,476	3,476
Amortization of discount and issue costs	271	264	813	793
	1,421	1,414	4,289	4,269
Other interest expense	(11)	234	373	376
Total interest expense	$1,410	$1,648	$4,662	$4,645

Supplemental Cash Flow Information

“Net cash provided by (used in) operating activities” includes cash payments for interest expense and income taxes, and non-cash investing activities include accrued liabilities for capital expenditures, as follows (in thousands):

	Nine Months Ended
	November 30,
	2023	2022

Cash payments for interest and income taxes:
Interest expense paid	$2,633	$2,505
Income tax paid, net of refunds	$(1)	$96
Non-cash investing activities:
Accrued liability for capital expenditures	$96	$-

NOTE 13 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Segment information is as follows (in thousands):

	Three Months Ended November 30, 2023				Three Months Ended November 30, 2022
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$34,456	$19,169		$53,625	$49,264	$29,625		$78,889
Gross profit	$13,778	$3,796		$17,574	$20,880	$5,734		$26,614
Gross margin	40%	20%		33%	42%	19%		34%
Adjusted EBITDA	$3,139	$(1,271)	$(837)	$1,031	$8,110	$(2,671)	$(741)	$4,698

	Nine Months Ended November 30, 2023				Nine Months Ended November 30, 2022
	Reportable Segments				Reportable Segments
	Software & Subscription Services	Telematics Products	Corporate Expenses	Total	Software & Subscription Services	Telematics Products	Corporate Expenses	Total
Revenues	$119,766	$66,464		$186,230	$133,332	$83,111		$216,443
Gross profit	$51,517	$15,462		$66,979	$59,803	$21,470		$81,273
Gross margin	43%	23%		36%	45%	26%		38%
Adjusted EBITDA	$17,068	$(1,423)	$(2,695)	$12,950	$18,688	$(4,662)	$(2,706)	$11,320

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Net loss	$(85,004)	$(4,733)	$(93,261)	$(24,400)

Investment income (loss)	124	(818)	(360)	(646)
Interest expense	1,410	1,648	4,662	4,645
Income tax provision	38	268	525	643
Depreciation	3,837	3,893	12,632	12,108
Amortization of intangible assets	1,116	1,323	3,466	3,995
Stock-based compensation	1,567	2,030	5,469	8,186
Restructuring charges	1,718	—	1,718	—
Non-recurring legal expenses	91	86	280	4,634
Costs (income) incurred in transition of LoJack North America business to acquiror	(79)	232	(319)	1,217
Impairment loss	75,106	—	75,106	—
Other	1,107	769	3,032	938
Adjusted EBITDA	$1,031	$4,698	$12,950	$11,320

Our CODM does not obtain identifiable assets by segment because our businesses share resources, functions and facilities. We do not have significant long-lived assets outside the United States.

Revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
United States	$29,201	$50,387	$101,187	$137,029
EMEA	14,224	14,919	45,073	39,733
LATAM	3,869	9,011	16,219	23,177
APAC	4,821	2,794	18,620	13,603
All other	1,510	1,778	5,131	2,901
	$53,625	$78,889	$186,230	$216,443

Revenues by geographic area are based upon the country of billing. The geographic location of distributors and OEM customers may be different from the geographic location of the ultimate end users of the products and services provided by us. Italy was the only single non-U.S. country that accounted for more than 10% of our revenue in the three and nine months ended November 30, 2023 and 2022.

NOTE 14 – LEGAL PROCEEDINGS

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

NOTE 15 – SUBSEQUENT EVENTS

Term Loan

On December 15, 2023, the Company and two of its domestic subsidiaries, CalAmp Wireless Networks Corporation and Synovia Solutions LLC (together with the Company, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) with Lynrock Lake Master Fund LP (“Lynrock” or “Lender”) under which the Borrowers have borrowed $45 million. Amounts owing under the Credit Agreement are guaranteed by the Borrowers and certain existing and future subsidiaries of the Company, and will be secured by first priority security interests in substantially all of the assets of the Borrowers and certain other subsidiaries of the Company. Amounts owing under the Credit Agreement bear interest at an annual rate equal to the secured overnight financing rate as defined in the Credit Agreement plus 6.75%. The Credit Agreement has a maturity date of December 15, 2027. The proceeds of the Term Loan will be used for general corporate purposes.

The Credit Agreement does not contain any financial covenants, but does contain customary affirmative covenants, including financial statement reporting requirements, and customary negative covenants that limit the ability of the Company and its subsidiaries to, among other things, pay dividends, incur debt, create liens and encumbrances, or acquire, merge or consolidate with or into another person or entity.

The Credit Agreement also contains customary events of default, such as the failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness (including the 2025 Convertible Notes), change of control or breach of representations and warranties or covenants. Upon an event of default, the Lender may require the immediate payment of all amounts outstanding and foreclose on collateral.

In connection with the Credit Agreement, Lynrock was also granted board observation rights.

Supplemental Indenture

Lynrock is also the holder of nearly all of the outstanding principal amount of the Company’s 2025 Convertible Notes. In connection with the execution of the Credit Agreement, the Company also entered into a Supplemental Indenture (the “Supplemental Indenture”) to the Indenture, dated June 20, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Pursuant to the Supplemental Indenture, the Company and the Borrowers granted a first priority security interest in substantially all of the assets of the Borrowers and certain other subsidiaries of the Company in favor of the holders of the 2025 Convertible Notes. The 2025 Convertible Notes will rank pari passu, or equal in right of payment, with the Term Loan.

Revolving Credit Facility Termination

On December 15, 2023, the Company paid off the remaining liabilities under the asset-based senior secured revolving credit facility with PNC Bank and terminated the facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates. The critical accounting policies listed below involve our more significant accounting judgments and estimates that are used in the preparation of the consolidated financial statements. These policies are described in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, as filed with the SEC on April 28, 2023, and include the following areas:

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

Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. Our CEO, the CODM, uses Adjusted EBITDA to evaluate and monitor segment performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income (loss), balance sheets or statements of cash flows. We define Adjusted EBITDA as earnings before investment income, interest expenses, taxes, depreciation, amortization, stock-based compensation, acquisition and integration expenses, non-cash costs and expenses arising from purchase accounting adjustments, litigation provisions, gain from legal settlement, impairment losses and certain other adjustments. We believe this non-GAAP financial information provides additional insight into our ongoing performance and have therefore chosen to provide this information to investors for a more consistent basis of comparison to help investors evaluate our results of ongoing operations and enable more meaningful period-to-period comparisons. Pursuant to the rules and regulations of the SEC regarding the use of non-GAAP financial measures, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure. See Note 13, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for additional information related to Adjusted EBITDA by reportable segment and reconciliation to net loss.

OPERATING RESULTS

Three months ended November 30, 2023 compared to three months ended November 30, 2022:

Revenue by Segment

	Three Months Ended November 30,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$34,456	64.3%	$49,264	62.4%	$(14,808)	(30.1%)
Telematics Products	19,169	35.7%	29,625	37.6%	(10,456)	(35.3%)
Total	$53,625	100.0%	$78,889	100.0%	$(25,264)	(32.0%)

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

As of November 30, 2023, our remaining contractual performance obligations were $186.0 million compared to $252.2 million as of November 30, 2022. The decline in contractual performance obligations was primarily driven by the completion of obligations as conversions of telematics products customers to multi-year subscriptions contracts peaked during the prior year and is substantially complete in the current year.

Software & Subscription Services revenue decreased by $14.8 million or (30.1%) for the three months ended November 30, 2023 compared to the same period last year largely due to a decline in new product shipments to our converted MRM and Fleet Management customers, partially offset by an increase in revenues generated by our International Vehicle Recovery business.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $10.5 million or 35.3% for the three months ended November 30, 2023 compared to the same period last year. This decrease was driven by the conversion of certain telematics hardware customers onto multi-year subscription contracts. The revenues generated by those conversions, after the contract effective dates, are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. The remaining non-converted customers had slightly lower flat telematics products shipments compared to the same period last year.

Gross Profit by Segment

	Three Months Ended November 30,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$13,778	40.0%	$20,880	42.4%	$(7,102)	(34.0%)
Telematics Products	3,796	19.8%	5,734	19.4%	(1,938)	(33.8%)
Gross profit	$17,574	32.8%	$26,614	33.7%	$(9,040)	(34.0%)

Consolidated gross profit decreased by $9.0 million or 34.0% for the three months ended November 30, 2023 compared to the same period last year largely due to decreased revenues. Consolidated gross margins decreased by 90 basis points for the three months ended November 30, 2023 compared to the same period last year primarily due to product mix in both Telematics Products and Software & Subscription Services as well as an increase in the excess and obsolescence reserve across both segments.

Software & Subscription Services: Gross profit decreased by $7.1 million or (34.0%) for the three months ended November 30, 2023 compared to the same period last year due to decreased revenues and gross margins. Gross margin decreased by 240 basis points primarily due to subscription mix and higher product costs.

Telematics Products: Gross profit decreased by $1.9 million or 33.8% for the three months ended November 30, 2023 compared to the same period last year primarily due to lower volume.

Operating Expenses

	Three Months Ended November 30,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$4,051	7.6%	$5,479	6.9%	$(1,428)	(26.1%)
Selling and marketing	8,884	16.6%	12,486	15.8%	(3,602)	(28.8%)
General and administrative	10,114	18.9%	11,172	14.2%	(1,058)	(9.5%)
Intangible asset amortization	1,116	2.1%	1,323	1.7%	(207)	(15.6%)
Restructuring	1,718	3.2%	-	0.0%	1,718	100.0%
Impairment loss	75,106	140.1%	-	0.0%	75,106	100.0%
Total	$100,989	188.5%	$30,460	38.6%	$70,529	231.5%

Consolidated research and development expense decreased by $1.4 million or 26.1% for the three months ended November 30, 2023 compared to the same period last year due to a reduction in research and development initiatives following restructuring activities at the end of fiscal 2023.

Consolidated selling and marketing expense decreased by $3.6 million or 28.8% for the three months ended November 30, 2023 compared to the same period last year primarily due to restructuring activities at the end of fiscal 2023 and lower incentive compensation attainment.

Consolidated general and administrative expenses decreased by $1.1 million or 9.5% for the three months ended November 30, 2023 compared to the same period last year, primarily driven by restructuring activities at the end of fiscal 2023, and lower stock-based compensation.

Amortization of intangibles decreased slightly for the three months ended November 30, 2023 compared to the same period last year.

Consolidated restructuring increased by $1.7 million due to restructuring activities during the third quarter of fiscal 2024. The restructuring provided for a reduction of our workforce and the exiting of a leased facility, resulting in charges of $1.4 million related to severance and $0.3 million related to the write-off of leasehold improvements due to subleasing a facility.

Impairment loss was driven by Goodwill impairment, as well as a $0.7 million impairment of internally developed software. See Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information.

Non-operating Income (Expense)

Investment (loss) income decreased to ($0.1) million for the three months ended November 30, 2023 from $0.8 million for the three months ended November 30, 2022. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense decreased to $1.4 million for the three months ended November 30, 2023 from $1.6 million for the three months ended November 30, 2022 due to lower interest expense related to historically assigned customer obligations.

Other non-operating income was $0.0 million for the three months ended November 30, 2023 as compared to non-operating expense of $0.2 million for the three months ended November 30, 2022

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the three months ended November 30, 2023 was $85.0 million compared to a net loss of $4.7 million in the three months ended November 30, 2022. The change in the net loss was largely driven by goodwill impairment, restructuring charges, and lower gross profits in the current year period.

Adjusted EBITDA:

	Three Months Ended November 30,
(In thousands)	2023	2022	$ Change	% Change
Segment
Software & Subscription Services	$3,139	$8,110	$(4,971)	(61.3%)
Telematics Products	(1,271)	(2,671)	1,400	(52.4%)
Corporate Expenses	(837)	(741)	(96)	(13.0%)
Total Adjusted EBITDA	$1,031	$4,698	$(3,667)	(78.1%)

Adjusted EBITDA for Software & Subscription Services decreased $5.0 million compared to the same period last year primarily due to lower revenues and lower gross margins partially offset by decreased operating expenses. Adjusted EBITDA for Telematics Products increased $1.4 million compared to the same period last year as a result of decreased operating expenses partially offset by lower gross profits in the current year period. Corporate Expenses increased by $0.1 million compared to the same period last year primarily due to timing of operating expenses.

During the fourth quarter of the previous fiscal year and the third quarter of the current year, the Company implemented cost savings and cost efficiency measures which are expected to continue to favorably impact Adjusted EBITDA results.

See Note 13, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segment and a reconciliation to GAAP-basis net loss.

Income Tax Provision

We evaluate our estimated annual effective tax rate (“ETR”) on a quarterly basis based on current and forecasted operating results. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. Consequently, our ETR may fluctuate significantly from period to period and may make quarterly comparisons less meaningful.

The income tax expense of $0.0 million was primarily attributable to one of our foreign subsidiaries, partially offset by a $0.2 million decrease in valuation allowances against net deferred tax assets. Any income tax benefit associated with the pre-tax loss for the three months ended November 30, 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

Nine months ended November 30, 2023 compared to nine months ended November 30, 2022:

Revenue by Segment

	Nine Months Ended November 30,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$119,766	64.3%	$133,332	61.6%	$(13,566)	(10.2%)
Telematics Products	66,464	35.7%	83,111	38.4%	(16,647)	(20.0%)
Total	$186,230	100.0%	$216,443	100.0%	$(30,213)	(14.0%)

Software & Subscription Services revenue decreased by $13.6 million or (10.2%) for the nine months ended November 30, 2023 compared to the same period last year due to lower shipments of products to the MRM telematics products customers that transitioned onto multi-year subscription arrangements, which commenced in the third quarter of fiscal 2022 and was complete by the fourth quarter of fiscal 2023.

Telematics Products revenue, comprised primarily of MRM telematics and OEM/network products, decreased by $16.6 million or (20.0%) for the nine months ended November 30, 2023 compared to the same period last year. This decrease was largely driven by the conversion of certain MRM telematics hardware customers onto multi-year subscription contracts, and thus revenues generated after the contract effective dates for these customers are classified within Software & Subscription Services revenues to the extent they are associated with a subscription arrangement. The remaining non-converted customers had relatively flat telematics products shipments compared to the same period last year.

Gross Profit by Segment

	Nine Months Ended November 30,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Segment
Software & Subscription Services	$51,517	43.0%	$59,803	44.9%	$(8,286)	(13.9%)
Telematics Products	15,462	23.3%	21,470	25.8%	(6,008)	(28.0%)
Gross profit	$66,979	36.0%	$81,273	37.5%	$(14,294)	(17.6%)

Consolidated gross profit decreased by $14.3 million or 17.6% for the nine months ended November 30, 2023 compared to the same period last year largely due to decreased revenues. Consolidated gross margins decreased by 150 basis points for the nine months ended November 30, 2023 compared to the same period last year primarily due to product mix in both Telematics Products and Software & Subscription Services, as well as an increase in the excess and obsolescence reserve across both segments.

Software & Subscription Services: Gross profit decreased by $8.3 million or 13.9% for the nine months ended November 30, 2023 compared to the same period last year primarily due to decreased revenues. Gross margin decreased by 190 basis points primarily due to subscription mix and the impact of fixed costs on lower volumes.

Telematics Products: Gross profit decreased by $6.0 million or 28.0% for the nine months ended November 30, 2023 compared to the same period last year due to lower revenues and lower gross margins, which were primarily driven by product mix.

Operating Expenses

	Nine Months Ended November 30,
	2023		2022
(In thousands)	$	% of Revenue	$	% of Revenue	$ Change	% Change
Research and development	$14,693	7.9%	$19,236	8.9%	$(4,543)	(23.6%)
Selling and marketing	29,525	15.9%	36,698	17.0%	(7,173)	(19.5%)
General and administrative	31,482	16.9%	39,864	18.4%	(8,382)	(21.0%)
Intangible asset amortization	3,466	1.9%	3,995	1.8%	(529)	(13.2%)
Restructuring	1,718	0.9%	-	0.0%	1,718	100.0%
Impairment loss	75,106	40.3%	-	0.0%	75,106	100.0%
Total	$155,990	83.8%	$99,793	46.1%	$56,197	56.3%

Consolidated research and development expense decreased by $4.5 million or 23.6% for the nine months ended November 30, 2023 compared to the same period last year due to a reduction in research and development activities following restructuring activities at the end of fiscal 2023.

Consolidated selling and marketing expense decreased by $7.2 million or 19.5% for the nine months ended November 30, 2023 compared to the same period last year primarily due to restructuring activities at the end of fiscal 2023 and lower incentive compensation attainment.

Consolidated general and administrative expenses decreased by $8.4 million or 21.0% for the nine months ended November 30, 2023 compared to the same period last year, driven by decreased legal expenses, restructuring activities at the end of fiscal 2023, and lower stock-based compensation.

Amortization of intangibles decreased slightly for the nine months ended November 30, 2023 compared to the same period last year.

Consolidated restructuring increased by $1.7 million due to restructuring activites during the third quarter of fiscal 2024. The restructuring provided for a reduction of our workforce and the exiting of a leased facility, resulting in charges of $1.4 million related to severance and $0.3 million related to the write-off of leasehold improvements due to subleasing a facility.

Impairment loss was driven by Goodwill impairment, as well as a $0.7 million impairment of internally developed software. See Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information.

Non-operating Income (Expense)

Investment (loss) income decreased to $0.4 million for the nine months ended November 30, 2023 from $0.6 million for the nine months ended November 30, 2022. The decrease was primarily driven by lower investment returns on invested funds.

Interest expense increased to $4.7 million for the nine months ended November 30, 2023 from $4.6 million for the nine months ended November 30, 2022 due to additional interest expense related to the revolving credit facility.

Other non-operating income was $0.6 million for the nine months ended November 30, 2023 as compared to non-operating expense of $1.2 million for the nine months ended November 30, 2022.

Overall Profitability Measures

Net Loss:

GAAP-basis net loss for the nine months ended November 30, 2023 was $93.3 million compared to a net loss of $24.4 million in the nine months ended November 30, 2022. The change in the net loss was largely driven by goodwill impairment, restructuring charges, and lower gross profits in the current year period.

Adjusted EBITDA:

	Nine Months Ended November 30,
(In thousands)	2023	2022	$ Change	% Change
Segment
Software & Subscription Services	$17,068	$18,688	$(1,620)	(8.7%)
Telematics Products	(1,423)	(4,662)	3,239	(69.5%)
Corporate Expenses	(2,695)	(2,706)	11	0.4%
Total Adjusted EBITDA	$12,950	$11,320	$1,630	14.4%

Adjusted EBITDA for Software & Subscription Services decreased $1.6 million compared to the same period last year primarily lower revenue and gross margins partially offset by decreased operating expenses. Adjusted EBITDA for Telematics Products increased $3.2 million compared to the same period last year due to decreased operating expenses. Corporate Expenses decreased by $0.0 million compared to the same period last year.

See Note 13, Segment Information and Geographic Data, to the accompanying condensed consolidated financial statements for information related to Adjusted EBITDA by reportable segment and a reconciliation to GAAP-basis net loss.

Income Tax Provision

The income tax expense of $0.5 million was primarily attributable to one of our foreign subsidiaries, partially offset by a $0.3 million decrease in uncertain tax benefits related to certain foreign net operating loss carryforwards and a $0.2 million decrease in valuation allowances against net deferred tax assets. Any income tax benefit associated with the pre-tax loss for the nine months ended November 30, 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Consistent with fiscal 2023, our primary recurring cash needs have been for working capital purposes and to a lesser extent, capital expenditures. We have historically funded our principal business activities through cash flows generated from operations and cash on hand. As we continue to develop our subscription model, there will be a need for working capital in the future. While our subscription arrangements create recurring multi-year revenue, they elongate the cash conversion cycle as we must outlay cash for the associated device but recover this cash outlay over a subscription period. Our operations have consumed substantial amounts of cash, and we may continue to incur substantial losses and negative cash flow from operations for the foreseeable future. As of November 30, 2023, we had $38.2 million of cash and cash equivalents a decrease from February 28, 2023 of $3.7 million. While we expect to continue to finance our operations with cash on hand and cash generated from operations, our future performance is subject to economic, operational, financial, competitive and other factors, including the current inflationary environment, and the impact of uncertain international trade relations.

Our immediate sources of liquidity are cash and cash equivalents, and our asset-based revolving credit facility. As of November 30, 2023, we have $38.2 million of cash and cash equivalents and $28.7 million available under our revolving credit facility, subject to fixed charge coverage ratio and minimum cash and availability tests. We expect to continue to finance our operations with cash on hand and cash generated from operations. See Note 1, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the Company’s liquidity, and discussion of substantial doubt about the Company’s ability to continue as a going concern.

On July 13, 2022, we replaced our revolving credit facility with JP Morgan Chase Bank, N.A. and we entered into a new revolving credit facility with PNC Bank, N.A., that provides for an asset-based senior secured revolving credit facility for borrowings up to an aggregate of $50.0 million, subject to certain conditions, including borrowing base provisions that limit borrowing capacity to 80% of eligible accounts receivable and 50% of eligible inventory. The revolving credit facility will terminate, and all outstanding loans will become due and payable on the earlier of July 13, 2025 and the date that is ninety days prior to the maturity date of our 2025 Convertible notes. Borrowings under our existing credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum as selected by us on a periodic basis. As of November 30, 2023, there were no borrowings and $4.8 million of outstanding letters of credit under this revolving credit facility. See Note 6, Financing Arrangements, for additional information on our revolving credit facility.

As a subsequent event, on December 15, 2023, the Company entered into a credit agreement under which it borrowed $45 million, bearing an interest rate equal to the secured overnight financing rate plus 6.75% with a maturity date of December 15, 2027 (the "Term Loan"). Concurrent with the Term Loan, the Company paid off the remaining liabilities under its asset-based revolving credit facility and terminated that arrangement. The Company further concurrently entered into a supplemental indenture granting a first priority interest in substantially all the Company's assets to the holders of the 2025 Convertible Notes. Defaults under the Term Loan and supplemental indenture to the 2025 Convertible Notes constitute default events under each respective indebtedness. See Note 15, Subsequent Events, for additional information.

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

See Note 14, Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on legal proceedings.

Future Cash Obligations

During the third quarter of fiscal 2024, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for our fiscal year ended February 28, 2023 as filed with the SEC on April 28, 2023.

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

For the nine months ended November 30, 2023, net cash provided by operating activities was $6.0 million and net loss was $93.3 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issuance costs, noncash operating lease costs, impairment losses and changes in deferred income taxes totaled $100.9 million. Changes in operating assets and liabilities used $0.9 million of cash, largely as a result of the decrease in accounts receivable offset by increases in inventories and decreases in accounts payable and other current and non-current liabilities.

For the nine months ended November 30, 2022, net cash used in operating activities was $21.8 million and net loss was $24.4 million. Our non-cash expenses, comprised principally of depreciation, intangible asset amortization, stock-based compensation expense, amortization of debt discount and issue costs, noncash operating lease costs and changes in deferred income taxes totaled $28.0 million. These non-cash expenses were partially offset by non-cash revenues of $2.1 million related to acquired revenue assignment arrangements. Changes in operating assets and liabilities used $23.3 million of cash, largely as a result of the increase in accounts receivable, inventories and prepaid and other current assets, as well as the decrease in deferred revenue. Both the increase in accounts receivable and decrease in deferred revenue were driven by differences in timing of collections under new subscription arrangements such that less cash is collected at contract inception. Operating cash flows were favorably impacted by the timing of payments on accounts payable.

Cash flow from investing activities

For the nine months ended November 30, 2023 and 2022, our net cash used in investing activities was $6.2 million and $9.3 million, respectively. In each of these periods, our primary investing activities consisted of capital expenditures. We expect that we will make additional capital expenditures in the future, including the devices that we lease to customers under subscription agreements in order to support the future growth of our business.

Cash flow from financing activities

For the nine months ended November 30, 2023 and 2022, our net cash used in financing activities was $0.4 million and $1.2 million, respectively, driven primarily by payments for taxes related to the net share settlement of vested equity awards.

FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-Q which include, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, projections and other information regarding future performance, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “will”, “could”, “plans”, “intends”, “seeks”, “believes”, “anticipates”, “expects”, “estimates”, “judgment”, “goal”, and variations of these words and similar expressions, are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to certain risks and uncertainties that are difficult to predict, including, without limitation, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness, our ability to regain compliance with Nasdaq listing standards and the impact the failure thereof would have on the Company, product demand, competitive pressures and pricing declines in our markets, the timing of customer approvals of new product designs, intellectual property infringement claims, interruption or failure of our Internet-based systems used to wirelessly configure and communicate with the tracking and monitoring devices that we sell, global component supply shortages due to ongoing supply chain constraints, phased implementation of our ERP system, the effect of tariffs on exports from China and other countries, the ongoing effects of the COVID-19 pandemic (including its effect on the supply of labor), and other risks and uncertainties that are set forth in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2023 as filed with the SEC on April 28, 2023. Such risks and uncertainties could cause actual results to differ materially from historical or anticipated results. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have international operations, giving rise to exposure to market risks from changes in currency exchange rates. A cumulative foreign currency translation loss of $2.2 million related to our foreign subsidiaries is included in “Accumulated other comprehensive loss” in the Stockholders' Equity section of the condensed consolidated balance sheet at November 30, 2023. The aggregate foreign currency transaction exchange rate gains (losses) included in determining loss before income taxes was $0.6 million and $0.1 million for the nine months ended November 30, 2023 and 2022, respectively.

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

Loans outstanding under our revolving credit facility bear interest at either the Bloomberg short-term bank yield rate plus a margin of 2.50% per annum or an alternate base rate plus a margin of 1.50% per annum. Changes in interest rates would impact our variable rate borrowings. As of November 30, 2023, there was no outstanding borrowings under our revolving credit facility.

As a subsequent event, on December 15, 2023, the Company entered into a credit agreement under which it borrowed $45 million, bearing an interest rate equal to the secured overnight financing rate plus 6.75% with a maturity date of December 15, 2027 (the "Term Loan"). Concurrent with the Term Loan, the Company paid off the remaining liabilities under its asset-based revolving credit facility and terminated that arrangement. The Company further concurrently entered into a supplemental indenture granting a first priority interest in substantially all the Company's assets to the holders of the 2025 Convertible Notes. Defaults under the Term Loan and supplemental indenture to the 2025 Convertible Notes constitute default events under each respective indebtedness. See Note 15, Subsequent Events, for additional information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d 15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our ability to have our securities traded on Nasdaq is subject to us meeting applicable listing criteria.

We are currently listed on Nasdaq, a national securities exchange. Nasdaq requires companies listed on the exchange to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could result in the termination of the listing of our common stock on Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our Common Stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than the Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our Common Stock trading on a frequent and liquid basis, and could result in the value of our common stock being less than it would be if we were able to list our shares on the Nasdaq

On August 22, 2023, we received a deficiency letter from Nasdaq notifying us that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in the Minimum Bid Requirement. If at any time before February 20, 2024, the closing bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Requirement, and the matter would be resolved. If we do not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. We will continue to monitor the closing bid price of our Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. However, there can be no assurance that we will regain compliance with the Minimum Bid Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

In addition, at the date of issuance of its interim consolidated condensed financial statements, the Company has measured its compliance with the continued listing criteria set forth in Nasdaq listing rules 5450(a) and 5450(b)(1)-(3) with respect to the minimum market value of publicly held shares, minimum market value of listed securities, and minimum stockholders’ equity requirements (the “Continued Listing Requirements”), and concluded that it was not in compliance with the aforementioned listing standards. The Company has not yet received an additional non-compliance notice from Nasdaq but expects that it will receive such a notice, after which the Company will have 45 calendar days to submit a plan to regain compliance. If the Company’s plan to regain compliance is accepted, Nasdaq can provide the Company an extension of up to 180 days from the date of notice to cure such listing deficiency. However, there can be no assurance that Nasdaq will accept any plan to regain compliance, and if the Company fails to regain compliance with these requirements or to submit an acceptable plan to regain compliance to Nasdaq within the time allotted, the Company will be subject to delisting from Nasdaq for failure to satisfy the Continued Listing Requirements.

Delisting of our securities from the Nasdaq Global Select Market or the Nasdaq Global Market could subject us to repurchase obligations under our 2025 Convertible Notes, which may have a material adverse effect on our business, results of operations and financial condition, and effect our ability to continue as a going concern.

If our common stock ceases to be listed on either of the Nasdaq Global Select Market or the Nasdaq Global Market tiers of Nasdaq (or any of their respective successors), then a “fundamental change” under our 2025 Convertible Notes would occur. If such a fundamental change under our 2025 Convertible Notes were to occur, holders of our 2025 Convertible Notes may require us to repurchase their 2025 Convertible Notes following the fundamental change at a cash repurchase price generally equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2025 Convertible Notes. In addition, applicable law, regulatory authorities and the agreements governing our future indebtedness may restrict our ability to repurchase the 2025 Convertible Notes. Our failure to repurchase 2025 Convertible Notes when required will constitute a default under the indenture governing the 2025 Convertible Notes. A default under the indenture governing the 2025 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, which may result in that future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such other indebtedness and the 2025 Convertible Notes.

At November 30, 2023, the principal amount of the 2025 Convertible Notes plus accrued and unpaid interests is in excess of the Company’s available cash resources. The uncertainties associated with the Company’s ability to cure noncompliance with the Nasdaq listing requirements coupled with the redemption rights of the 2025 Convertible Note holders under a fundamental change scenario represent conditions raising substantial doubt regarding the Company’s ability to continue as a going concern before consideration of management’s plans. The Company plans to effect a reverse-stock spilt in the event that the Company’s stock price does not improve to meet its ongoing Nasdaq listing requirements, which would prevent the occurrence of a fundamental change under the 2025 Convertible Notes. Management believes that it is probable that shareholder approval will be obtained for the reverse-stock split and that the reverse-stock split will restore compliance with the Nasdaq Minimum Bid Requirement. If the Company does not obtain shareholder approval of a reverse-stock split or otherwise regains compliance with the Nasdaq listing requirements, or if the Company is unable to regain compliance with the Continued Listing Criteria of Nasdaq, the resulting repurchase right triggered with respect to the 2025 Convertible Notes could have a material adverse effect on our business, results of operations and financial condition, and affect our ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table contains information with respect to purchases made by or on behalf of CalAmp or any “affiliated purchaser” (as defined in Rule 10b18(a) (3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended November 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may be Purchased Under the Plans or Programs
September 1 - September 30, 2023	3,965	$1.02	-	$-
October 1 - October 31, 2023	29,402	$0.45	-	$-
November 1 - November 30, 2023	10,958	$0.25	-	$-
Total	44,325	$0.45	-	$-

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

ITEM 6. EXHIBITS

Exhibit 10.1*	Separation Agreement and General Release between CalAmp Corp. and Richard Scott

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 .INS	Inline XBRL Instance Document

101 .SCH	Inline XBRL Taxonomy Extension Schema Document

101 .CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document

101 .LAB	Inline XBRLTaxonomy Extension Label Linkbase Document

101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Compensatory Plan or Arrangement required to be filed as an exhibit to this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAMP CORP.

January 9, 2024	/s/ Jikun Kim
Date	Chief Financial Officer